Form 10QSB
period 1999-06-30
REGEN ENVIRONMENTAL INC
filed 1999-08-18
CIK 1075313

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

-----------------------------------------------------------------

                     REGEN ENVIRONMENTAL INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

        DELAWARE                           13-4025857
        --------                          ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

1700 Montgomery Street - Suite 111
San Francisco, California                     94111
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number              415-835-9488
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of June 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

        10,676,000 shares of voting common stock


Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .7
          Note 2.   LIQUIDITY. . . . . . . . . . . . . . . . . .7
          Note 3.   EARNINGS PER SHARE . . . . . . . . . . . . .8
          Note 4.   PURCHASE AGREEMENT. . . . . . . . . . . . . 8

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 17

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 17

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 17

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 17

Item 5.   Other information. . . . . . . . . . . . . . . . . . 17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION

To the Board of Directors of Regen Environmental Inc.

We have reviewed the accompanying balance sheet of Regen Environmental Inc., (a development stage company) as of June 30, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Leisure Concepts International Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Dated: New York, New York
       August 18, 1999

                  REGEN ENVIRONMENTAL INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  June 30, 1999   Dec. 31, 1998
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets
  Deferred Charges                    4,270               0
                                   _________         ________
TOTAL ASSETS                         $4,270              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                     $7,025              $0
Accrued Expenses                     54,748           5,150
                                   _________         ________

Total Liabilities                   $61,773          $5,150

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 14,946,000 Shares                   14,946           4,325

Additional Paid in Capital           72,099          23,300
Deficit Accumulated During the
Development Stage                  (144,548)        (32,775)
                                   _________        ________

Total Stockholders' Equity         $(57,503)        $(5,150)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY               $ 4,270              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                       REGEN ENVIRONMENTAL INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          June 30                March 31
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           4,500       N/A              0        N/A
 Legal                2,500                        0
 Rent Expense             0                        0
 Filing Fee              12                       13
 Contributed Svcs         0                   50,000
                    ________   _______       ________   ________

NET LOSS            ( 7,012)      N/A        (50,013)      N/A

NET LOSS PER SHARE     (.00)                    (.00)

Weighted Average
  Number of Shares
  Outstanding        1,496,000              12,870,333


The accompanying notes and accountant's report are an integral part of these financial statements.

                   REGEN ENVIRONMENTAL INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            June 30, 1999       June 30, 1998
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $( 7,012)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  (7,012)
                                 ________          ________

Total Adjustments                 (7,012)             N/A

Net Cash Used in
Operating Activities                   0

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                      REGEN ENVIRONMENTAL INC.
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

REGEN ENVIRONMENTAL INC., ("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on December 19, 1996. On February 17, 1997 the Company's name was changed to Total Golf Inc. On April 16, 1998 its name was changed to Tallman Supply Inc. On November 11, 1998, its name was changed to Regen Environmental Inc. The Company's principal objective is to identify, develop and market emergent bioenvironmental technologies.

B. Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C. Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments with maturity of three months or less to be cash equivalents.


D. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Notes 2 and 4.


NOTE 3 - LIQUIDITY

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its telecommunications operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                            JUNE 30, 1999

                    Net Loss Per Share          $ (0.00)


NOTE 4 - PURCHASE AGREEMENT

On October 20, 1998, the Company entered into an agreement whereby it agreed to purchase 100 percent of the issued and outstanding stock of Atrium Group of Companies Ltd., a company incorporated under the laws of England on December 16, 1997. Atrium Group is a developmental stage company with no assets and approximately $52,000 of liabilities as of November 30, 1998. Atrium Group has four subsidiaries, each incorporated under the laws of England in November 1997. The subsidiaries are: Atrium Metals Ltd., Atrium Agriculture Ltd., Atrium Healthcare Ltd., and Atri Ltd. After the purchase, the subsidiaries' names will change to Regen Metals Ltd., Regen Agriculture Ltd., Regen Carbon Tech Ltd., and Regen Solutions Ltd.

The agreement between Regen and Atrium Group calls for a one-for
7.5 reverse split of Regen's currently outstanding shares resulting in 576,000 shares outstanding. Regen will then issue 10,000,000 post-reverse split shares with a par value of $10,000 to the shareholders of Atrium Group in exchange for 100 percent of the issued and outstanding stock of Atrium Group.

The Company will account for the purchase agreement transaction as a capital transaction rather than a business combination. Additional paid in capital will be reduced for the $10,000 par value of the stock Regen will issue in exchange for the outstanding stock of Atrium. Regen will record Atrium Group's accrued expenses of $54,748 as its own liabilities with a corresponding increase in Regen's Deficit. No goodwill or other intangible asset will be recorded. Upon consummation of the transaction, Regen's prior historic financial statements will reflect Atrium Group's historic financial statements.

An additional 100,000 shares of post-reverse split shares will be issued to Eagle Ventures for consulting services rendered in connection with the purchase agreement. From December 1, 1998 to January 13, 1999 Eagle Ventures is providing advice regarding Atrium's technologies and future possibilities of those technologies. The fair market value of the services rendered is $50,000 which will be recognized as an expense upon issuance of the stock. The issuance of stock to Eagle Ventures Ltd., is contingent upon closing of the purchase agreement. These shares are treated as contingent shares in the calculation of earnings per share.

The purchase agreement is subject to an assessment of some of the metals remediation technologies under development. Confirmation of satisfactory results in early 1999 allowed completion of the purchase agreement on January 13, 1999.

Also on October 20, 1998, the Company signed two notes payable. One note for $850,000 is due to European Technology Investments, Ltd. ("ETI"). In return, Regen will receive $850,000 in loans from ETI over a one-year period as Regen achieves performance milestones listed below. The other note for $800,000 is due to Biotechnology & Healthcare Ventures, Ltd. In return, Regen will receive $800,000 in loans BHV over a one-year period as Regen achieves performance milestones.

The following terms apply to both notes: 1) no interest shall accrue during the first 36 months of the loan period; 2) For the 24 months after the first 36-month period, interest only shall be paid quarterly in arrears computed quarterly on the unpaid balance at the U.S. Federal Reserve prime rate; 3) At the end of 60 months, the principle amount of each note shall be payable, at the discretion of the REI board, either in a lump sum of cash, or the equivalent value in shares of Regen, with the price per share being computed as the average share price over the last 5 trading days prior to the note being paid.

The Company intends to account for the interest payments by the use of the interest method based on the five year life of the notes. Interest expense will be recorded in each period the loan is outstanding at an interest rate such that the present value of the interest expense over the life of the loan equals the present value of the interest payments required under the terms of the notes.

The principal amount of the note to ETI is $850,000; the principal amount of the note, to BHV is $800,000. Each note is dependent on the closing of the acquisition agreement between Regen and Atrium which took place as described above January 13, 1999. No cash was received from either ETI or BHV as of December 31, 1999. Therefore no asset or liability has been recorded on the financial statements. The principal amounts are due more than five years after the date of the financial statements.

ETI and BHV will each be issued 2,135,000 shares of Regen stock under the agreement to purchase Atrium Group. These 4,270,000 shares will be valued at their par value of $4,270 upon issuance with a corresponding asset on the balance sheet called deferred charges representing the cost of issuing the notes. These deferred charges will be amortized over the five year life of the notes.

These 4,270,000 shares will be held in escrow accounts as security for payment of the loans to Regen. The fair value of the shares at the time they are released from escrow will be recognized as a charge to income in that period. These shares are treated as contingent shares in the calculation of earnings per share.

After the purchase agreement closes, Regen will have 14,946,000 shares of stock outstanding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. The Company has no assets and no recent operating history. The Company's goal is to develop biotechnology and related solutions to environmental problems in three key technological areas. Those areas are the remediation of precious and strategic metals from mining and other wastes; the development of matrices to improve stabilization of remediated land surfaces and commercial agricultural processes in harsh climates; and the development of carbon related technologies which increase the use and life of carbon filtration materials.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to sustain its business operations or achieve material profits. In the opinion of management, inflation has not and will not have a material affect on the operations of the Company over the next six months as the Company currently does not have any significant assets, debt or income.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient investment in the Company to cover such expenses.

There is no certainty that the Company's business operations will be successful or profitable. There is also no certainty that the Company will be able to operate a successful business. Potential investors are alerted that the investment in the Company is highly speculative and involves a high degree of risk.

The Company has an undertaking from two entities to receive funding of $1.65 million dollars to allocate towards its business operations over the next four years. The Company will receive such funding once it has become fully registered with the Securities and Exchange Commission and the NASD. The funds were acquired by the Company through two promissory notes. The first note, for $800,000, has been provided by the Company to Biotechnology & Healthcare Ventures, Ltd. The second, for $850,000, has been provided by the Company to European Technology Investments Ltd.

The investment will provide working capital during the further development phases of each of the technology platforms planned in year one. The funds will support the development programs during the first year as commercial relationships are established and license fees and royalties are established. The availability of the additional working capital will also protect the market leadership achievable in certain technologies, through protection of the Intellectual Property involved and speeding the time to market.

The Company's operations to date have consisted of marketing activity and research carried out with the objective of seeking out specific client opportunities which will be developed through
the application of the technologies sourced.   These activities
have resulted in the acquisition of such rights, commercial partnerships and licenses as the company currently holds or is negotiating and a number of prospective projects, both short and long term. The transition of three of these projects from prospect to live client, two in metals remediation and one in carbon reactivation continues. All three are expected to become operationally live revenue contributors in the next half year. Two are UK based prospects and the third is in Southern Africa. The time taken to realize the commercial potential for these potential operations will be greatly reduced by the investment income the company is expecting under the agreements attached to this filing, enabling earlier commitment to investing in plant and associated equipment.





The Company intends to extend the development of the three technology platforms through licensing specific applications of the technologies and thereby acquiring additional financing from licensing arrangements. This will create the opportunity for the Company to provide operational services for these applications and to earn ongoing revenues from the applications under license.

The Company also plans to raise further funds to enable the investment in an operational plant for the Metals and Carbon technologies and to fund further acquisition of related technologies at the earliest possible stage from sources including University departments and technology incubator organizations. The Company intends to achieve this by becoming listed in an equity market which would enable it to raise funds from professional investors and institutions in the initial stages prior to a full IPO. At the present, the Company is not listed on any equity market and there are no applications pending for such listing.


TECHNOLOGY INVESTMENT

The Company will seek to purchase technology to provide the basis of the products for Regen Agriculture's initial commercial implementation. Additional investments and acquisitions will be made in the future, when and where appropriate, to develop the Company's technologies. The Company has adopted a policy to acquire technologies only where the market for those technologies is already defined and readily available.

There are three technology platforms under development by the Company. They are as follows:

Remediation of Metals: Three projects have been initiated in a program with Oxford University and under the auspices of the UK's, Natural Research Council (which will be added to in due course) providing the foundation for the development program. Those areas are remediation of gold, PGMs (platinum group metals) and zinc. In each area the research has focused upon both a biological route and a chemically engineered route to the extraction of residual value in mining waste in such a way as to improve and sustain the local environment and create no harmful consequences for it. Proof of principle in each case will result in the involvement of a commercial interest from prospective licensees of the technology in the relevant industry for the metal being remediated. In each case the intellectual protection of the process will be further secured by protection of elements in the production process at the point of scaling up to pilot plant. Additional target metals, including copper, nickel and cadmium, and related projects will be built upon these three founding areas in due course following the proof of principle phase being completed for each. The level of research required and potential development programs for these metals cannot be defined at this stage. In addition commercial opportunities arising from available sources of material to remediate will influence the focus of further projects.

Agricultural & Land Remediation Systems: The core of this business will be based upon the acquisition of a range of products which the company hopes to acquire. The development of such products includes a laminated growing matrix which provides a number of beneficial controls to the user including greatly reduced use of water, improved germination rates, precise and accurate methods of application for pesticides and herbicides as well as targeted application of fertilizers, and in commercial agriculture the reduction of crop management labor and opportunity to increase yields as well as the number of crops per season in some cases. In addition the process of planting is both simple and rapid requiring minimal labor. While commercial activity will establish the products, further research to develop a more sophisticated matrix with greater biodegradability will be undertaken in the first year. In addition, the Company has the support of the agricultural departments of Hawksbury College (Western Sydney University, Australia) and Pretoria University in South Africa. These Universities provide the Company with technical and trial facilities in their local markets on an ongoing commercial arrangement under non-disclosure agreements, enabling climatic, soil and seed variety trials to be conducted in a controlled environment on behalf of clients.

Carbon Reactivation Technology:
Activated Carbon (GAC - Granular Activated Carbon) is a high-performance filtration system normally produced as granules or powder. GAC is used within the food and drinks industry, water treatment systems, gas filtration systems and other applications to remove impurities from a process flow. The filtration
properties of activated carbon are well known   World War II gas
masks were charged with GAC to filter out chemical warfare. It is a relatively expensive commodity which can only be used once.

The Company, in association with its South African joint venture partners, are developing applications for a patented GAC re-activation system which allows the carbon to be re-used many times following low-cost re-processing. The applications currently being developed are based on a vertically integrated production and re-activation business which includes the growing of coconuts (from which GAC is made) to a range of agricultural products, specialist filtration devices and contract filtration services. The joint venture has been set up with Carbon Cor (Pty) Ltd of South Africa, the joint venture is a South African company with each shareholder party owning 50%.
The company is ASA Biotechnologies (Pty) Ltd, of 406 Die Anker, 1279 Mike Crawford Avenue, Centurion, Pretoria, RSA and the registered number is 97/11804/07, Previously known as Carbon Dynamics. The share capital is RSA Rand 1000, of which 100 are issued, paid for by the respective partners. At this point in time the company has not traded and remains dormant until there is a live project to do so. As such there are no trading accounts for this joint venture and the Company's participation is unreported due to no activity. The principle of the joint venture is that the partners each contribute key elements which, the other does not have, to enable the business to offer clients effective, competitive solutions. The Carbon Cor existing business links in the mining industry, through chrome mining activities, and the metals trading markets round the world provide a powerful support to the Regen remediation technologies. In doing so they give the Company both prospective customers and the exit route for recovered ores at market price or on long term contracts.

Market opportunities for these applications are currently being developed in the UK, South Africa, Australia and Polynesia. Major players in the brewing, foods and water treatment industry are in discussion with a view to employing the technology to optimizing their current usage of GAC.


INTENDED PLAN OF OPERATION

The Company intends to expand its operation by working with companies in the mining, agriculture and carbon market who are known and trusted. The Company intends to distribute and market its technology for each specific area through either a license arrangement or the establishment of a joint venture depending on the commercial benefits and constraints of the situation.

The development of the business will consist of a number of phases dependant upon the raising of funds. The anticipates phases are as follows:

Phase 1: The Company's current position which is to develop the core structure of the Company along with research and a marketing plan.

Phase 2: The investment of $1,650,000 by two companies will provide the development capital to establish a number of live research projects over the first twelve months of funded operation. There will be a mix of medium term (12 to 36 months to fruition) research projects and short term technology development directly related to client projects (6 to 12 months to application). In addition the funding will support the development of an operational infrastructure to run the business. This includes accelerating the marketing activity in the international partnership territories, seeking out further relevant technologies for future acquisition and the protection of IPR being developed currently.

Phase 3: Running concurrently with Phase 2 the Company will be developing certain projects specific to clients where the funding will be substantially supported by the client as development funding, licensing fee, and capital funding for projects on their sites. Through these partnerships the client gains security and more control of the license on the technology developed for them and we gain assistance in the development costs enabling us to attack the market opportunities from a broader base than if we totally fund all aspects of development. Should we fail to achieve Phase 2 funding our current prospective client relationships would enable us to continue to develop a business with them although the pace of the company's overall development would slow down. That is, until alternative sources of funds were achieved to replace those.

Phase 4: Phases 1 to 3 will enable the Company to operate without further funding over the initial twelve to eighteen months of operation. Management believes that during year two of its operations it should prepare for and seek funding through an initial offering on the NASDAQ market. These funds are to provide further research capital and to enable faster growth through investment in client operations in each of our technology platforms as well as seeking acquisition opportunities for which we will be searching the market on an ongoing basis.


The Company's target for the first year of operation is to consolidate the contacts it has established in Africa, Australia, the UK & Europe, and North America and to target and select a suitable partner to engage in a joint venture.

The Company's sales efforts will be based in the UK but in due course the Company foresees the establishment of commercial managers for each territory, who would spend most of their time on the ground with the local partner organizations. Since the Company's business is primarily selling the application of its technology, it prefers to use local skills and talent wherever it is possible, encouraging the development of local, licensed and royalty paying businesses.

As a result of implementing this marketing plan, the Company does not foresee a major growth in personnel. The Company's operational and research base will remain in the Cambridge area in the UK and the additional staff employed in the first twelve months of trading, should not exceed 8 persons. Additional support, if needed, may be obtained by joint venture partners in each of the territories who already have infrastructures in place at a local level.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

There has been no change in the Company's securities since the filing of its Form 10SB-12G.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

There are no Exhibits or reports on Form 8-K attached hereto.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


REGEN ENVIRONMENTAL INC.
-----------------------------------
(Registrant)
Date: August 18, 1999

By: /s/ Chris Every
    ---------------
    President