Form 10QSB
period 1999-09-30
REGEN ENVIRONMENTAL INC
filed 1999-11-12
CIK 1075313

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999

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

                      Yes __X____      No_______

As of September 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION

To the Board of Directors of Regen Environmental Inc.

We have reviewed the accompanying balance sheet of Regen Environmental Inc., (a development stage company) as of September 30, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Leisure Concepts International Inc.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       November 11, 1999

                  REGEN ENVIRONMENTAL INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 Sept. 30, 1999   Dec. 31, 1998
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets
  Deferred Charges - Note 5           4,270               0
  Investment in ASA
    Biotechnologies - Note 6              9               -
                                   _________         ________
TOTAL ASSETS                         $4,279              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                     $    0              $0
Accrued Expenses - Note 4            75,286           5,150
                                   _________         ________

Total Liabilities                   $75,286          $5,150

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 14,946,000 Shares                   14,946           4,325

Additional Paid in Capital          106,455          23,300
Deficit Accumulated During the
Development Stage                  (192,408)        (32,775)
                                   _________        ________

Total Stockholders' Equity         $(71,007)        $(5,150)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY               $ 4,279              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                       REGEN ENVIRONMENTAL INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                        September 30              June 30
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:            0         0              0          0

OPERATING EXPENSES:
 Accounting           11,000         0          4,500          0
 Legal                 2,500         0          2,500          0
 Filing Fee               13        13             12         12
 Contributed Svcs     27,720         0              0          0
   - Note 7
 Telephone and
   Utilities             892         0              0          0
 Travel                4,436         0              0          0
 Business Entertain.     435         0              0          0
 Equipment Rental        285         0              0          0
 Office Expense          588         0              0          0
                      ________   _______      ________   ________
NET LOSS             (47,869)     ( 13)       ( 7,012)      ( 12)

DEFICIT - BEGINNING
 OF PERIOD          (144,539)

DEFICIT -
 END OF PERIOD      (192,408)

NET LOSS PER SHARE      (.00)     (.00)          (.00)      (.00)

Weighted Average
  Number of Shares
  Outstanding       14,496,000 4,325,000   14,946,000   4,325,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                   REGEN ENVIRONEMTNAL INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                         September 30, 1999    September 30, 1998
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(47,869)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed by Shareholders for:
   Contributed Services           27,720
   Expenses Paid Out of Pocket
     By Officers                   6,636
Changes in Assets and Liabilities:
 Increase in Accrued Expenses     13,513
                                 ________          ________

Total Adjustments                 47,869              N/A

Net Cash Used in
Operating Activities                   0

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                      REGEN ENVIRONMENTAL INC.
                   NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999

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

C. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Notes 2, 4 and 5.


NOTE 2 - LIQUIDITY

The Company viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to September 30, 1999 no revenue and a net loss from operations of $192,408. As of September 30, 1999, the Company had a net capital deficiency of $71,007.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its bioenvironmental technologies. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Regen Environmental, Inc., does not have a working capital line of credit with any financial institution.
Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 4.


NOTE 3 - EARNINGS PER SHARE

                 FOR THE THREE MONTHS ENDED    FROM INCEPTION
                    SEPTEMBER 30, 1999               TO
                                             SEPTEMBER 30, 1999

Net Loss Per Share       $ (0.00)                  $ (0.03)


NOTE 4 - PURCHASE AGREEMENT

On October 20, 1998, the Company entered into an agreement whereby it agreed to purchase 100 percent of the issued and outstanding stock of Atrium Group of Companies Ltd., a company incorporated under the laws of England on December 16, 1997. Atrium Group is a developmental stage company with no assets and approximately $52,000 of liabilities as of November 30, 1998. Atrium Group has four subsidiaries, each incorporated under the laws of England in November 1997. The subsidiaries are: Atrium Metals Ltd., Atrium Agriculture Ltd., Atrium Healthcare Ltd., and Atri Ltd. After the purchase, the subsidiaries' names will change to Regen Metals Ltd., Regen Agriculture Ltd., Regen Carbon Tech Ltd., and Regen Solutions Ltd., respectively.

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

An additional 100,000 shares of post-reverse split shares will be issued to Eagle Ventures for consulting servies rendered in connection with the purchase agreement. From December 1, 1998 to January 13, 1999 Eagle Ventures is providing advice regarding Atrium's technologies and future possibilities of those technologies. The fair market value of the services rendered is $50,000 which will be recognized as an expense upon issuance of the stock. The issuance of stock to Eagle Ventures Ltd., is contingent upon closing of the purchase agreement.

The purchase agreement is subject to an assessment of some of the metals remediation technologies under development. Confirmation of satisfactory results in early 1999 allowed completion of the purchase agreement on January 13, 1999.


NOTE 5 - NOTES PAYABLE AND SUBSEQUENT EVENTS

Also on October 20, 1998, the Company signed two notes payable. One note for $850,000 is due to Europoean Technology Investments, Ltd. ("ETI"). In return, Regen will receive $850,000 in loans from ETI over a one-year period as Regen achieves performance milestones listed below. The other note for $800,000 is due to Biotechnology & Healthcare Ventures, Ltd. In return, Regen will receive $800,000 in loans BHV over a one-year period as Regen achieves performance milestones.

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


NOTE 6 - INVESTMENT IN ASA BIOTECHNOLOGIES

In November of 1998, Atrium Group invested $9 in a joint venture in South Africa named ASA Biotechnologies (PTY) Ltd. Formerly known as Carbon Dynamics, the joint venture is authorized to issue 1,000 shares of RSA 1 Rand par value. Atrium Group and Carbon Cor (Pty) Ltd., of South Africa each own 50 of the 100 outstanding shares of ASA Biotechnologies. The joint venture has had no activity through September 30, 1999 therefore there is no pro-forma financial information to be included in Regen's financial statements.


NOTE 7 - CONTRIBUTED SERVICES

Two of the Company's officers render services on behalf of the Company at no cost. The average fair market value is $4,620 per officer per month. In addition, the officers contributed a total of $6,636 for payment of out of pocket expenses on behalf of the Company. These expenses are telephone and utilities, travel, business entertainment, equipment rental, and office expense. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.

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

The company intends to have its common stock traded on the OTC-Bulletin Board and expects to file a Form 211 with the NASD to secure a trading symbol within the next three months. In the event the Company is successful in its application and commences trading on the OTC Bulletin Board, the Company has received an undertaking from two entities to receive funding of $1.65 million dollars to allocate towards its business operations over the next four years. The undertaking has been secured by way of two conditional promissory notes. The first note, for $800,000, has been provided by the Company to Biotechnology & Healthcare Ventures, Ltd. The second, for $850,000, has been provided by
the Company to European Technology Investments Ltd.   The
investment will provide working capital during the further development phases of each of the technology platforms planned in year one. The funds will support the development programs during the first year as commercial relationships are established and license fees and royalties are established. The availability of the additional working capital will also protect the market leadership achievable in certain technologies, through protection of the Intellectual Property involved and speeding the time to
market.   The officer and directors of the Company shall continue
to receive no income up until such time as the Company receives these funds.

The Company at this time has not incurred any significant costs and has attempted to defer as many of its expenses as possible pending its receipt of funding. It is continuing to perform projects on behalf of clients in the metals remediation and carbon areas. The Company is also discussing the possibility of clients participating in the financing of the Company's operations for the purpose of raising additional capital. Management believes that its clients may be a good source of funding as the current clients are familiar with the Company's operations and potential and would be in a more ready position to assist the Company with its growth. This would also accelerate the Company's growth and research potential. At this time however no client has contributed any funding for the Company and there is no guarantee that any client will in fact contribute funds in the future.

The Company's operations to date have consisted of marketing activity and research carried out with the objective of indentifying specific client opportunities which will be developed through the application of its technologies.
The Company intends to extend the development of the three technology platforms through licensing specific applications of the technologies and thereby acquiring additional financing from licensing arrangements. This will create the opportunity for the Company to provide operational services for these applications and to earn ongoing revenues from the applications under license.

The Company remains active in the following business areas:

Metals Remediation:
The Company is in the process of formalizing an arrangement with a recognized University for additional technology in the metals remediation area which will enhance the Company's ability to offer solutions to the market place. The formal arrangements for a working relationship have been discussed and the preparation of a draft agreement between the Company and the University is
being conducted.   The Company expects that such an arrangement
will enable it to receive the rights to existing technologies with the University and to continue modification and further development of these technologies with the University. The Company further expects to be able to proceed with detailed and specific client project works in the remediation of zinc, vanadium, and platinum metals. Two of these clients for such tasks are based in Southern Africa the third in the United Kingdom. It is expected that a project for the remediation of zinc for the steel industry shall generate income for the
company in the upcoming two quarters.   The cost of tailoring
development of the technology for this application will be shared with the client.


Activated Carbon Services:
Through the Company's joint venture with Carbon Tech Pty. of the Republic of South Africa, the Company has completed and signed a working agreement with the technical services division of one of the world's largest sweetener and dextrose producers, Tate &
Lyle. The working document provides the Company with the ability to work together to define and consolidate a development of this relationship. The basis of the agreement is that the joint venture will provide Tate & Lyle carbon reactivation services and resources and the ability to develop and install these on site at their own plants and those of the worldwide sweetener/dextrose industry where they operate as technical services suppliers. Present discussions are examining the potential for reactivation plants in United Kingdom, in Southern Africa and in the United States. It is expected that these will be formalised during the next three months when it will become clear where the first site is to be and just what the timetable for installation will be. This joint venture will enable the Company to meet its milestone goals during the next year in this area.

The Company also continues to gather and develop the material for a detailed feasibility study for the establishment of a plant in the Pacific Rim with local help on the ground in the territory concerned. It is also preparing to visit the region in the next three to four months to finalize plans for the operation.


Consulting Services:
The Company has received early stage opportunities for its consulting services. It is seeking to develop further contact for the purpose of cultivating commercial projects through consulting work. While the Company continues to entertain work in this area, it is not actively pursuing growth of this sector until it receives capital fuding. The delay in raising capital funding has also delayed the progress of the consultancy opportunities for the moment. In the interim, the Company will focus its attention on other areas of its business which have a greater potential to create immediate revenues.


Land Remediation:
Work continues at a market research level with Oxford University and other relevant technology entities to seek and link suitable technologies in this sector. It has been decided that the relationship with Terraseed can be established on a licensed basis. Terraseed delivers the matrix or a delivery mechanism in the Company's technologies however is not crucial to the success of the remediation plants which the Company is intending to develop into its phytoremediation technology. Early stage discussions are being conducted regarding potential development projects with companies in the mining area who need to remediate waste material to a suitable standard for natural environments, leisure use, agriculture or human habitation. In particular the Company is linking its activities and potential clients to research being carried out at Oxford University over the next few years.

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


REGEN ENVIRONMENTAL INC.
-----------------------------------
(Registrant)
Date: November 10, 1999

By: /s/ Chris Every
    ---------------
    President