Form 10KSB
period 1999-12-31
REGEN ENVIRONMENTAL INC
filed 2000-08-17
CIK 1075313

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10KSB

           Annual Report Pursuant to Setion 13 or 15(d)
              The Securities Exchange Act of 1934

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
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes   X       No

As of December 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
10,676,000 issued and outstanding

Traditional Small Business Disclosure
(check one): Yes  X      No

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

REGEN ENVIRONMENTAL, (the "Company"), a development stage company, was organized on December 19, 1996 as Dach Industries, Inc., under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

The Company was initially formed to provide leisure equipment and software through a chain of warehouse style stores in the United Kingdom. The retail products to be provided by the company were televisions, computers and hi-fi stereo equipment. The Company believes that the fall in price of then existing technology provided for a high level of growth in the home entertainment market.

Prior to entering this market, the Company conducted additional research pertaining to consumer demand and retail sales. The Company was approached by another business entity to enter the retailing of golf and golf related products. The Company believed, based on its research, that this area provided greater opportunities for success and therefore chose to enter the sporting goods field. To better market its retail interests, the Company on February 17, 1997 decided to change its name to Total Golf Inc.

The Company's initial objective failed because of poor strategy and the lack of a viable marketing plan. The Company then abandoned its plans to open a chain of golfing superstores because the change of government in the United Kingdom in 1997 caused potential investors to withdraw their support for the Company's plan.

The Company then decided to pursue a new business and began to search for potential opportunities. The new and current management of the Company took over and decided to seek to consummate a merger or business acquisition with another entity. The Company believed that this was the best opportunity which the shareholders had to realize a return on their investment in the Company. The Company also felt that the name "Total Golf Inc" limited the Company's opportunity to attract potential business opportunities. It therefore decided on April 16, 1998 to change the name of the Company from "Total Golf Inc." to "Tallman Supply Inc."
                               3
On October 20, 1998, the Company agreed to terms to acquire the Atrium Group of Companies (hereinafter "Atrium"). A meeting of the board of directors was held at Talbot House, High Street, Crowthorne Berks, United Kingdom, whereupon the company voted to effectuate the acquisition. The terms of the acquisition were that the owners of the shares of common stock of Atrium would sell their 100% ownership to the Company, representing 100 shares of common stock, in exchange for 10,000,000 shares of common stock, post reverse split, par value $0.001, in the Company. A copy of the acquisition agreement is attached as Exhibit 10. The transaction closed on January 13, 1999 after all the terms and conditions under paragraph 7 of the Agreement were met. The surviving legal entity subsequent to this transaction was Regen Environmental, Inc., a Delaware Corporation. However, for accounting purposes, the Atrium Group of Companies, a United Kingdom corporation, is treated as the surviving entity.

Atrium was formed in November 1997 to develop three technology platforms in metals remediation, carbon technology and land remediation. Atrium sought to raise capital to develop the technologies, conduct research and development to bring the technologies to the point of commercial implementation and developing marketing channels to enable early establishment of commercial partners in the appropriate markets for each technology. The Directors have contributed the funding towards these efforts.

The three technology areas which Atrium sought to develop are as follows:

Metals Remediation:
Oxford University had carried out work, on the recovery of gold and zinc from mining and industrial process waste, using biotechnical and naturally occurring, chemical processes. Laboratory results had been the basis of discussion with potential clients who were willing to disclose their technical data in order to evaluate and commit to investing in the development of the processes with a view to licensing in the future.

Following the acquisition, development of the zinc recovery process is continuing with Oxford University and a prospective licensee for one particular market sector where zinc recovery is an attractive proposition in significantly reducing the process costs as well as producing saleable waste. Further programmes involving management of cyanide contaminated mine waste, sulphur recovery, and nickel are also being pursued.

                                4
Land Remediation:
The agreement to the acquisition of Terraseed Ltd by Atrium was already in place, bringing an exciting product capable of extensive further development. The initial field trials in Australia and the particular knowledge of lamination technology which Atrium were able to bring to the initial development provided confidence for the future of the technology. This was further strengthened by the reaction of Western Sydney University's, Hawksbury Agricultural College, and Pretoria University Agricultural Department to the product and it's commercial potential. Client interest from civil engineering contractors, commercial agriculturists and growers of high value crops (i.e. pharmaceuticals) is strong in the UK, Australia and South Africa.

Carbon Reactivation
At the time of acquisition Atrium had established a joint venture with Carbon Cor (pty) Ltd of South Africa and gained access to activated carbon production and re-activation technology. Used in filtration in many industries including water, food production, waste management and mining, activated carbon is usually produced on large-scale plant by a limited number of companies around the world. As a result the cost of reactivation for large users, such as the water and mining industries is prohibitive and small runs of specialized grades very expensive. As a result of the political isolation of South Africa over many years local technology development has led to a unique re-activation process, using superheated steam, being successful created. Commercial success for this business in South Africa and the interest of major clients in the food, brewing, water and mining industries in Europe and Australia provided further confidence in the value of this technology to the business. The Carbon Cor joint venture has been dormant to date.

On November 1, 1998, the company decided to change its name to Regen Environmental Inc., as it better reflected the proposed operations of the Company.

The Company is currently developing the commercial opportunities for this technology in the UK/European and Australian market places. This program will include further technical development to meet specific needs for particular application areas. In particular the company is attempting to develop relations with suppliers to the food industry.

                               5

The Company is developing a "solutions" oriented market approach.
This means that only technologies with a viable end-use market will be developed. The Company will therefore grow organically, by matching market needs with new or modified platform technologies and by technology acquisition.

The Company's activities are being developed as vertically integrated products contributing to a bio-environmental portfolio. That is to say we are seeking, wherever possible, to develop and produce the raw materials to feed our primary business of remediation. For example we are planning the facilities to manufacture new activated carbon product in locations where suitable coconut is grown to feed our reactivation business around the world with the new material necessary to maintain working volumes of the granular activated carbon in client's filtration systems. Similarly in the metals remediation area we will have the rights to manufacture the biologically produced adsorbent materials to feed our remediation systems where the size of the project and its duration make this economically sensible. This type of vertically integrated approach, where we control the production of our raw materials as well as the remediation process for our clients enables us to protect our technology from our competitors involvement in our business as suppliers to it. We also gain the advantage of controlling our own competitive commercial position with our clients in terms of price, service levels and supply lines.

The portfolio will categorize the Company as embracing the principles of sustainable development through the profitable remediation of contaminated sites and contaminated site waste arisings and the subsequent profitable after-use of sites and products. The Company will aim to become a "one stop shop" for releasing the potential of contaminated sites and materials. The Company will also generate spin-offs from these technologies while retaining varying degrees of interest in those businesses for its overall objectives.

The Company intends to develop a number of commercial subsidiaries to administer the business operations. Those subsidiaries are to be as follows and a description of the each subsidiaries' milestones are included:

Regen Agriculture Ltd. - Plant growth matrix for agricultural, pharmaceutical and civil engineering propagation under adverse soil/weather conditions. Milestone: Develop a project plan for hyperaccumulation research with associates in Australia and South Africa. Develop specific opportunities to extend European research in association with UK government body for remediation.

                               6
Regen Metals Ltd. - Microbiological/metallurgical removal of strategic precious metals from mine tailings and contaminated sites. Milestone: Conduct further research of sulphur management in the steel industry. Continue development of zinc recovery project for UK and Southern African clients.

Regen Carbon Tech Ltd. - Carbon reactivation technology for reactivating carbon filter media together with other advanced filtration technologies. Milestone: Initiate a study and planning for Southern Pacific based plant producing activated carbons with South African and Australian joint venture partners. Seek a potential partner for reactivation technologies to be commercialized.

Regen Solutions Ltd - A consultancy and research and development entity with the task of identifying, evaluating and developing new technologies and evaluating demand for new technologies.
Milestone: Pursue associated waste management projects which are to be planned with authorities in the South Pacific. Launch the company officially with supporting literature and marketing efforts.

The broad aims of the Company are to develop a sufficient income stream from each entity. The Company is filing this Form 10-SB on a voluntary basis for the purpose of making information regarding its operations readily available to the public.


YEAR 2000 DISCLOSURE

The Company has not experienced any problems or incurred any costs related with the Year 2000.

Item 2.  PROPERTIES

The company's administrative offices are located at 1750 Montgomery Street, San Francisco, California 94111. The company also maintains offices, on a short term rental arrangement, at Alexander House, 38 Forehill, Ely, Cambridgeshire, CB7 4AF, United Kingdom The company at this time has no other material assets or property.


Item 3.  LEGAL PROCEEDINGS
No legal proceedings are pending at this time.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the past year, no matters were submitted to a vote of security holders.


                            PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. At December 31, 1998, there were approximately 146 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock. The Company plans to obtain a listing on NASDAQ at the earliest opportunity following successful registration with the SEC.


Item 6.  SELECTED FINANCIAL DATA





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

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

There are no assurances that the Company will be able to implement its business plan or continue its operations as an ongoing concern. There is also no guarantee that, even if the Company is able to implement its business plan, its operations will result in profitability in the near or long term.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient investment in the
Company to cover such expenses.   However, if the Company engages
outside advisors or consultants in search for business opportunities, it may be necessary for the Company to attempt to
raise additional funds.   There is no assurance that the Company
will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

There is no certainty that the Company's business operations will be successful or profitable. There is also no certainty that the Company will be able to operate a successful business. Potential investors are alerted that the investment in the Company is highly speculative and involves a high degree of risk.

The Company has raised $1.65 million dollars to allocate towards its business operations over the next four years. The funds were acquired by the Company through two promissory notes. The first note, for $800,000, was provided by the Company to Biotechnology & Healthcare Ventures, Ltd. The second, for $850,000, was provided by the Company to European Technology Investments Ltd. Copies of both Promissory Notes are attached hereto as Exhibit
10. Failure to deliver the funding to the company against agreed milestones will result in a proportionate reduction of the shares retained by the investors. It should be noted that none of the $1.65 million has been received to date. The funds will not be received until the company has cleared the comment period with the Securities and Exchange Commission and has cleared its Form 2-11 application with the NASD.

The purpose of this investment is primarily to provide working capital during the further development phases of each of the technology platforms planned in year one. The funds will support the development programs during the first year as commercial relationships are established and license fees and royalties are established. The availability of the additional working capital will also protect the market leadership achievable in certain technologies, through protection of the Intellectual Property involved and speeding the time to market.

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

To assist in the marketing of its technologies the Company has established links with the UK remediation body CLAIRE. This is a public organization supported by the UK government, with the objective of bringing together new remediation technologies with the owners of contaminated sites in the UK under strictly controlled, monitored testing projects leading to a recommendation and promotion of the successful technologies. While the organization covers a wide range of remediation needs it can provide those companies approved to run trials under its auspices with independently assured recommendations and publicity of the success of trails. Regen has been invited to run trials in the future, in particular in the areas using the phytoremediation techniques and metals recovery, on a site selected and monitored by CLAIRE. The timetable for test remains open to us is over the next two years. The link to CLAIRE has also been followed in a similar fashion to the European Union Environment Directorate DGXI. These contacts open similar opportunities to the ones offered by CLAIRE for the UK plus the additional opportunity to be put forward in areas of European Union external overseas investment.


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

Once a joint venture is established the Company will work with a local organization to develop its business, through their contacts, and to provide services. In this manner, the Company intends to earn license fees and ongoing royalty payments. Additionally, it intends to forge relationships with other companies where the Company will act as a prime contractor managing the application of the technology in association with its partners, and earning revenue through the licensing of the technology and from the application of the services. The Company may also obtain revenue from the value in materials recovered from the application of its technologies, particularly in the recovery of mining waste where the value of residual metals is considerably higher than the revenues from the recovery processes.

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

As a result of implementing this marketing plan, the Company does not foresee a major growth in personnel. The Company's operational and research base will remain in the Cambridge area in the UK and the additional staff employed in the first twelve months of trading, including the acquisition of Terraseed, should not exceed 8 persons. Additional support, if needed, may be obtained by joint venture partners in each of the territories who already have infrastructures in place at a local level.

Assuming the investment funding is available as expected under the terms agreed with the investors, the Company expects to be in a position to operate without further cash injection throughout the first financial year from the initial infusion of funds. In the mean time revenues will be generated from commercial activity in the Metals and Carbon businesses in the next twelve months. Initial revenues are expected from the metals business during the last quarter of 1999 while the first operational revenues from the Carbon business will fall at the end of quarter two 2000.

Should the planned investment funds not be available operations will not cease with the projects above. The effect would be constraining on development of short-term revenue and expansion plans but a short-term contingency plan would be implemented to ensure our live business opportunities remain in tact while another source of funds is sought. The short term contingency plan involves seeking any requisite financing from private investors to support the business development of the Company up to such time when the Company can obtain funding through a public offering by becoming listed on an equity exchange market. The Company intends to raise interest in any offering based upon the proven success of its continuing client projects and the commitment of these companies to the future of Regen. The Company will not undertake to expand its operations until such time as sufficient additional funds are available.

The acquisition of alternative funds would be achieved through equity funding and this would be sought internationally, reflecting the markets where we will be operating in future. The resulting delays would effect longer-term development projects in the metals remediation technology and the hyperaccumulation research in the land remediation area, delaying our ability to invest in them. In addition it would delay our ability to support the vertical integration of the carbon business to underpin the supply of raw materials for our own plant. However this could be managed into a short-term effect on revenues through focusing on acceleration of some of the out-sourced service installations we recognise as opportunities now.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Regen Environmental Inc.

We have audited the accompanying balance sheet of Regen Environmental, Inc. (f/k/a Atrim Group of Companies Limited)(a development stage company) as of December 31, 1999, and the related statements of loss, cash flows and shareholders' equity (deficiency) for the year ended, and for the period from December
16, 1997 (inception) to December 31, 1999.   These financial
statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regen Environmental, Inc., (f/k/a Atrium Group of Companies Limited) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from December 16, 1997 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Graf Repetti & Co., LLP
New York, New York
April 26, 2000

                     REGEN ENVIRONMENTAL, INC.
              F/K/A ATRIUM GROUP OF COMPANIES LIMITED
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET

                                          AS OF         AS OF
                                      DEC. 31 1999   DEC. 31 1998
ASSETS
Current Assets
  Cash                                    $     0       $    0
  Deferred Charges - Note 4                 4,270            -
  Investment in ASA Biotechnologies -
   Note 5                                       9            9
                                        ----------    ----------
  Total Current Assets                      4,279            9

  Other Assets                                  0            0
                                        ----------    ----------
  Total Assets                            $ 4,279       $    9


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                         $     0       $    0
 Accrued Expenses                         166,486      140,936
                                       -----------   -----------
 Total Current Liabilities                166,486      140,936

 Other Liabilities -
  Loan Payable - Tech Capital Group
 (Note 7)                                  10,000            0
                                       -----------   -----------
 Total Liabilities                        176,486      140,936

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 100,000 Shares;
  Issued and Outstanding
  10,676,000 Shares                        10,676
 Additional Paid in Capital               139,407            0

 Deficit Accumulated During
  the Development Stage                  (322,290)
                                       -----------
 Total Stockholders' Equity              (172,207)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $    4,279

The accompanying notes are an integral part of these financial statements.

                    REGEN ENVIRONMENTAL, INC.
            (f/k/a Atrium Group of Companies Limited)
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS

                             For the Year         From Inception
                                Ended                   To
                           December 31, 1999    December 31, 1999
                              -------------        -------------
TOTAL REVENUES:                $      0             $      0
                                ----------           ----------
OPERATING EXPENSES:
Research and Development         50,000              184,815
Contributed Services             53,000               53,000
Legal Services                   15,000               15,000
Accounting                       20,500               22,900
Telephone and Utilities           1,888                1,888
Travel                            6,072                6,072
Business Entertainment              657                  657
Equipment Rental                    561                  561
Office Expense                      860                  860
Filing Fee                           50                   50
Other Start up Costs                  -                3,872
                              ----------           ----------
Total Operating Expenses        148,588              289,675

NET LOSS                      $(148,588)           $(289,675)

Deficit - Beginning of Period  (141,087)                   -

Adjustment to deficit for
purchase agreement - Note 1f    (32,615)             (32,615)

Deficit - End of Period        (322,290)            (322,290)

NET LOSS PER SHARE            $   (0.01)              $(0.03)
                              ----------           ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING        10,672,438           10,247,409
                              ----------           ----------

The accompanying notes are an integral part of these financial statements.

                     REGEN ENVIRONMENTAL, INC.
            (f/k/a Atrium Group of Companies Limited)
                     STATEMENT OF CASH FLOWS

                                   For the Year         From Inception
                                      Ended                   To
                                December 31, 1999    December 31,1999
                                  -------------       -------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                            $(148,588)          $(289,675)
                                     --------            --------
Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities:
 Capital stock issued for contributed
   services                            50,000              50,000
Additional paid in capital contributed
 for:
 Payment of Accounts payable            5,150                5,150
 Contributed services                  53,000               53,000
 Expense paid out of pocket by
   officers                            10,038               10,038
Changes in Assets and Liabilities:
 Increase in accounts payable and
 accrued expenses                      25,550              166,486
                                     --------            ---------
Total Adjustments                     143,738              284,674
                                     --------            ---------
Net Cash Used in
Operating Activities                   (4,850)              (5,001)
                                     --------            ---------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Issuance of
 Common Stock                          31,735               31,895
Increase in deferred charge            (4,270)              (4,270)
Increase in loan payable               10,000               10,000
                                     --------            ---------
Net Cash Provided by Financing
Activities                             37,465               37,625

CASH FLOWS FROM
INVESTING ACTIVITIES:

Increase in deficit resulting from
 purchase agreement                   (32,615)             (32,615)
Investment in ASA Biotechnologies          -                (    9)
                                      --------            ---------
Net Cash Used in Investing
Activities                            (32,615)             (32,624)

Net Change in Cash                          0                    0

Cash at Beginning of Period                 0                    0

Cash at End of Period                  $    0               $    0
                                      --------             --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period for:
    Interest Expense                  $     0               $    0
    Corporate Taxes                   $     0               $    0
                                      --------             --------

The accompanying notes are an integral part of these financial statements.


                       REGEN ENVIRONMENTAL, INC.
            (f/k/a Atrium Group of Companies Limited)
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
          FROM DECEMBER 16, 1997 (INCEPTION) TO DECEMBER 31, 1999

                                                          Total
                    COMMON STOCK ISSUED    Additional Accumulated Shareholders'
                    SHARES    PAR VALUE    Paid in Cap   Deficit    Equity
               -------------------------------------------------------------
Net Loss for the
Period from Inception
to December 31, 1997          0          0           0          0          0
               ---------------------------------------------------------------
Balance as of
December 31, 1997             0          0           0          0          0
               ---------------------------------------------------------------
Issuance of 100 shares
January 8, 1998             100        160           0          0        160

Net Loss
For the Year Ended
December 31, 1998            0           0           0   (141,087)  (141,087)
                -------------------------------------------------------------
BALANCE
DECEMBER 31, 1998          100         160           0   (141,087)  (140,927)

Exchange of January 13,
1999 of Atrium Group of
Companies Ltd Shares      (100)       (160)          0          0       (160)
for shares of Regen
Environmental Inc.   4,936,000       4,936           0    (32,615)   (27,679)

Issuance of additional
shares on January 13,
1999 in connection
with purchase
agreement            5,740,000       5,740       3,749          0      9,489

Net Loss for the year
ended
December 31, 1999            0           0     135,658   (148,588)   (12,930)

The accompanying notes are an integral part of these financial statements.


                   REGEN ENVIRONMENTAL, INC.
          (F/K/A Atrium Group of Companies Limited)
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 31, 1999


1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

a) Description of Company

Regen Environmental, Inc. (F/K/A Atrium Group of Companies Limited) ("the Company") is a for-profit corporation incorporated under the laws of England on December 16, 1997. The Company's principal objective is to identify, develop, and market emergent bioenvironmental technologies. Atrium Group has four subsidiaries, each incorporated under the laws of England in November 1997. The subsidiaries are: Atrium Metals Ltd., Atrium
Agriculture Ltd., Atrium Healthcare Ltd. and Atri Ltd.   After
closing of the purchase agreement described in Note 4, the subsidiaries' names have changed to Regen Metals Ltd., Regen Agriculture Ltd., Regen Carbon Tech Ltd., and Regen Solutions Ltd. respectively.

b) Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States. These statements are also prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred. Amounts which are refundable or subject to future performance obligations are not recognized as revenue.

c) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with maturity of three months or less to be cash equivalents.

d)     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 2.

e)     Consolidation Policy

The accompanying consolidated financial statements include the accounts of the company and all of its wholly owned and majority owned subsidiaries. There were no inter-company transactions to eliminate in consolidation.

f)   Purchase Agreement

On October 20, 1998, the Company entered into an agreement whereby it agreed to be purchased by Regen Environmental, Inc., a company incorporated under the laws of the State of Delaware. Regen Environmental, Inc is a development stage company with no assets and $5,150 of liabilities as of December 31, 1998. The agreement called for a one-for 7.5 reverse split of Regen's currently outstanding shares resulting in 576,000 shares outstanding. The financial statements as presented do not
reflect the stock split.   Regen then issued 10,000,000 post-
reverse split shares with a par value of $10,000 to the shareholders of Atrium Group and others in exchange for 100% of the issued and outstanding stock of Atrium Group.

Regen Environmental accounted for the purchase agreement transaction as a capital transaction rather than a business combination. Additional paid in capital was reduced for the $10,000 par value of the stock Regen will issue in exchange for the outstanding stock of Atrium. Atrium Group recorded Regen's accrued expenses of $5,150 as its own liabilities with a corresponding increase in its deficit. No goodwill or other intangible asset was recorded. Upon consummation of the transaction, the prior historic financial statements of the new entity reflected Atrium Group's historic financial statements. The Company is known as Regen Environmental, Inc.

Although Regen is the legal acquirer of Atrium, Atrium is the acquirer for accounting purposes because the former shareholders of Atrium hold 46% of the total shares of Regen, and the former shareholders of Regen hold 5% of the total shares immediately after the acquisition. Thus, the former shareholders of Atrium have control of the merged entity.

An additional 100,000 shares of post-reverse split shares of Regen were issued to Eagle Ventures Ltd., for consulting services rendered in connection with the purchase agreement. From December 1, 1998 to January 13, 1999 Eagle Ventures provided advice regarding Regen's technologies and future possibilities of
those technologies.   The fair market value of the services
rendered is $50,000 which was recognized as an expense upon
issuance of the stock.   The issuance of stock to Eagle Ventures
Ltd. is contingent upon closing of the purchase agreement.

The purchase agreement was subject to an assessment of some of the metals remediation technologies under development.
Confirmation of satisfactory results in early 1999 allowed completion of the purchase agreement on January 13, 1999. Upon closing of the purchase agreement, Regen has 10,676,000 shares of stock outstanding.


2.   LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to December 31, 1999 no revenue and a net loss from operations of ($322,290). As of December 31, 1999, the Company had a net capital deficiency of ($172,207).

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its bioenvironmental technologies. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Regen Environmental, Inc. does not have a working capital line of credit with any financial institution.
Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 4.


3.    EARNINGS PER SHARE

                          For the Year    From December 16, 1997
                             Ended            (Inception) to
                       December 31, 1999    December 31, 1999

Net Loss per share         $  (0.01)             $ (0.03)


Net loss per share as presented represents both basic and diluted. The Company has not granted any options, warrants, or other common stock equivalents.

4.NOTES PAYABLE

On October 20, 1998, Regen Environmental, Inc signed two notes payable. Receipt of the funds represented by each of the notes payable is contingent upon being fully registered with the SEC and NASD. One note for $850,000 is due to European Technology
Investments, Ltd.   In return, Regen will receive $850,000 in
loans from ETI over a one-year period as Regen achieves the performance milestones listed below. The other note for $800,000 is due to Biotechnology & Healthcare Ventures, Ltd. In return, Regen will receive $800,000 in loans from BHV over a one-year period as Regen achieves the performance milestones listed below.

PERIOD KEY MILESTONES:

QUARTER ONE
APRIL TO JUNE 2000
Investment Schedule Net $525,000
ETI Ltd - $325,000 BHV Ltd - $200,000

Metals Remediation
      1. Heads of agreement with major UK/International contractor for commercialization of zinc recovery in steel making in the UK
      2. Further R&D project associated with sulfur management in steel industry
      3.  Initiation of commercialization project with Southern
African mining operator

Carbon
      1. Initiation of a feasibility study and planning for Southern Pacific based plant producing activated carbons with South African and Australian joint venture partners. Operated by Regen group joint venture partners.
      2. Development of plans to build a reactivation plant in the UK with an international industry partner, currently activated, in food filtration.

Agriculture
       Development of a project plan for hyperaccumulation research in association with Oxford/Sheffield Universities and in particular with associates in Australia and South Africa research based on cyanide management in decaying mining waste.

Regen Solutions
       The pursuit of phase one for two associated waste management projects currently in early stages of planning with authorities in the South Pacific.


QUARTER TWO
JULY TO SEPTEMBER 2000
Investment Schedule Net $350,000
ETI Ltd - $350,00 BHV Ltd - $0

Metals Remediation
      1. Initiate detailed commercial research, in the field, into the needs for cyanide management in the gold recovery process and waste management prior to replanting slime dams.
Seek a potential commercial development partner in South Africa and Australia.
      2. Continue development of zinc recovery project for UK and Southern African clients, proving scaling up of the process.
      3. Review the prospects to develop initial, existing Regen research in to gold recovery and associated metals by biotechnical means.

Carbon
      1. Initiate discussion with the European water industry, UK first, to seek a potential partner for reactivation technologies to be commercialized.
      2.  Commence plant establishment in South Pacific site.

Agriculture
     Seek to develop specific opportunities to extend European research in association with UK government body for remediation of Brownfield sites, CLAIRE

Regen Solutions
      1. Launch the company officially with supporting literature and marketing effort.
      2. Take up opportunity available for project on coal desulferisation with European client and UK University research team.


QUARTER THREE
OCTOBER TO DECEMBER 2000
Investment Schedule Net $600,000
ETI Ltd - $0 BHV Ltd - $600,000

Metals Remediation
       1. Initiate the design of operational plant for zinc recovery based upon research findings.
       2. Research the potential and needs for remediation of nickel in the field, in Australia in particular.

Carbon
       Establishment of a plant with commercial partner in the food industry on a UK site - operational benefit to them and a show site for Regen in Europe.

Agriculture
      1.  Continuation of development to site trials in South
Africa for metals/cyanide, in Australia for metals and salinity

Regen Solutions
      1.  Active marketing in Europe, South Africa and Australia
      2. Use Solutions to seek and develop partners in the American continent.

Regen Environmental Inc.
      Initiate program to raise further funding on market quarter one, year two


QUARTER FOUR
JANUARY TO MARCH 2001
Investment Schedule Net $175,000
ETI Ltd - $175,000 BHV Ltd - $0

Metals Remediation
       1. Select commercial partner and initiate a nickel remediation research and development project.
       2. Commence building of zinc recovery plant in steel UK with steel industry partner.
       3. Commit to build plant during next quarter in Southern Africa for zinc recovery from mining waste with mining operator

Carbon
       1. Management of build program in the UK food industry.
       2. Gain commitment to install plant in the water industry.
       3. Seek to develop the infrastructure to allow increased utilization of raw materials in the South Pacific installation.

Agriculture
       1. Management and monitoring of research program continued with commercial partners involved.
       2. Initiate examination of recovery technologies for the metals lifted by hyperaccumulators

Regen Solutions
       1. Establish formal links to USA and Mexican partners for the metals remediation technologies in particular.
       2. Seek a potential technology partner in or associated directly with the Activated Carbon business in the USA.

The following terms apply to both notes: 1) No interest shall accrue during the first 36 months of the loan period. 2) For the 24 months after the first 36-month period, interest only shall be paid quarterly in arrears computed quarterly on the unpaid balance at the U.S. Federal Reserve prime rate. 3) At the end of 60 months, the principal amount of each note shall be payable, at the discretion of the REI Board, either in a lump sum of cash, or the equivalent value in shares of Regen, with the price per share being computed as the average share price over the last 5 trading days prior to the note being paid.

Regen intends to account for the interest payments by the use of the interest method based on the five year life of the notes. Interest expense will be recorded in each period the loan is outstanding at an interest rate such that the present value of the interest expense over the life of the loan equals the present value of the interest payments required under the terms of the notes.

The principal amount of the note to ETI is $850,000; the principal amount of the note to BHV is $800,000. Each note is dependent on the closing of the acquisition agreement between Regen and Atrium which took place as described above on January 13, 1999. No cash was received by Regen from either ETI or BHV as of December 31, 1998. Therefore no asset or liability has been recorded on the financial statements. The principal amounts are due more than five years after the date of the financial statements.

ETI and BHV were each issued 2,135,000 shares of Regen stock as part of the 10,000,000 shares issued under the agreement to purchase Atrium Group. These 4,270,000 shares were valued at their par value of $4,270 upon issuance, with a corresponding asset on the balance sheet called deferred charges, representing the cost of issuing the notes. These deferred charges will be amortized over the five-year life of the notes.

These 4,270,000 shares are held in escrow accounts as security
for payment of the loans to Regen.   The fair value of the shares
at the time they are released from escrow will be recognized as a charge to income in that period.

Upon closing of the purchase agreement, which took place on January 13, 1999, Regen has 10,676,000 shares of stock outstanding.


5.   INVESTMENT IN ASA BIOTECHNOLOGIES

In November of 1998, Atrium Group invested $9 in a joint venture in South Africa named ASA Biotechnologies (Pty) Ltd. Formerly known as Carbon Dynamics, the joint venture is authorized to issue 1,000 shares of RSA 1 Rand par value. Atrium Group and Carbon Cor (Pty) Ltd. of South Africa each own 50 of the 100 outstanding shares of ASA Biotechnologies. The joint venture has had no activity through December 31, 1998, therefore there is no pro-forma financial information to be included in Atrium's financial statements. Furthermore, the joint venture has been dormant to date.


6.  CONTRIBUTED SERVICES

Beginning July 1, 1999, two of the Company's officers rendered services on behalf of the Company at no cost. The average fair market value of $4,417 per officer per month. In addition, the officers contributed a total of $10,038 for payment of out of pocket expenses on behalf of the Company. These expenses are telephone and utilities, travel, business entertainment, equipment rental, and office expense. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


7.   LOAN PAYABLE - TECH CAPITAL GROUP

As of December 31, 1999, Tech Capital Group has paid $10,000 of expenses on behalf of Regen Environmental, Inc. Tech Capital Group will lend up to $60,000 to REI upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. REI intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.

                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


                           Position(s) Held and
Name                 Age    Duration of Service   Family Relation
----------------     ---    -------------------   ---------------

Chris Every           46     President and Director        None
Patrick Foss-Smith    45     Vice-President and
                               Director                    None
Bernard Grey          62     Vice-President and
                               Director                    None

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Chris Every, President, has a successful career in sales and marketing, predominantly in the industrial and business to business areas, working up to board level management roles. His career includes sales and marketing roles for Wiggins Teape (paper and coated materials), National Starch Corporation of America (a Unilever subsidiary group and world leader in packaging and converting adhesives), International Marine Coatings (a Courtaulds subsidiary group coating over one third of the worlds ships) and GEC (fractional horsepower motors). In 1985, Chris Every began operating as an independent management consultant and worked for a wide range of clients including Electrolux, Entre Computers, Promo Ticket Promotions Ltd and Ashridge Management College. From 1988 to 1991 he took a long term role with Williams Holdings PLC, running a group of subsidiaries, in the communications and office equipment sector in the UK and Europe, which were awaiting disposal following their purchase of the GBP350M Pilgrim House Group. He has provided consultancy in the UK and Europe to major companies and government bodies on strategic management, sales, marketing and IT projects.

Patrick Foss-Smith, Vice President, is an engineer and brings a wide range of practical experience to the team in the area of waste management in particular. He was trained as a marine engineer with the merchant marine, later joining the army as a Royal Engineer gaining experience in heavy civil engineering projects, overseas road building projects and a specialization in explosives. On leaving the Army he moved into the field of waste management with George Wimpey PLC, taking responsibility for the design and building of specialist road and rail plant including, a pyrophoric catalyst screening rig, inert entry life support vehicle, TRACVAC - a rail mounted cleaning plant and a single pass cleaning platform for London Underground. He then moved to a role responsible for the conveying of high pressure water jetting and vacuum wastes for such areas as the petroleum industry. He became an independent consultant in 1985 and has since built a successful career and reputation for himself with a wide range of clients bringing the opportunity to broaden his already extensive experience still further.

Bernard Gray is a mechanical engineer with experience in general management in the automotive and related component manufacturing industries. He began his senior management career as Deputy Chief Engineer of TRW UK, moving to Japan to take a senior role with the TRW business there and then back to Europe as Director of Engineering Europe. In 1985 he moved to Gleason Corporation, USA, and took contributed to that company's revival by restructuring that company's international business. In 1988 he returned to the UK as Technical Director at the Parkfield Group plc. In 1990 he established the European base for a paper engineering business manufacturing automotive components for the largest paper manufacturer from Japan. In the last year he has moved into independent management consultancy with clients including Volvo, Lear Corporation and other automotive industry specialists.

Patrick Foss Smith, Bernard Gray, and Chris Every were founding members of the Atrium group of companies and involved in the development of the business/technology concept from the beginning, in 1997. In addition to these three main officers the company is strengthening the management team through appointing a number of additional Directors. These include, Arthur Johnson, main shareholder and Director of our South African partners, Carbon Cor (Pty) Ltd who was asked to join the Board in January 1999, and Professor Chris Knowles of Oxford University, also in January 1999.

In the course of the next quarter we are appointing; Ms Libby Cooper, a very experienced environmental lawyer and UK qualified company secretary as Company Secretary and Mr Bill Gerard, a well recognized non executive director with prominent career success in the biotechnology industry and current directorships of a number of successful companies in the UK and Europe.

The three senior officers commitment to Regen is as follow:

Chris Every will be devoting full time effort to Regen with the exception of occasional days fulfilling existing obligations as a non executive / non full time Director of two other UK companies. Both these roles are derived from his past career in consultancy and are not significant contributors to his annual income.

Patrick Foss Smith will be devoting full time effort to Regen with the exception of occasional days fulfilling non executive / consultant roles derived from his past as a waste management consultant. These connections are seen to be of great value to Regen, in developing industry and market contacts and business opportunities.

H Bernard Gray expects during the first year of operation to spend over sixty percent of his time being involved with Regen business. This percentage for year two will develop to almost full time as progress is made on projects during year one.

Chris Knowles will be providing ongoing scientific and technological support to the management on the basis of three to four days a month as and when required.

As the various technology platforms develop each will require further operational management within its specific subsidiary company and the appropriate management to develop it to market as effectively as possible. In the light of this the directors and officers are already targeting suitable managers to employ. In addition Mr David Holloway will join with the Terraseed acquisition as the Managing Director of the Regen Agriculture subsidiary.

To the best knowledge of management, during the past five years, no present or former director or executive officer of the
Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. The following table sets forth, as of the date of this report, the name and relationship of each person who is required to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act:

Name                             Position        Report to be
filed
----                           ---------       ------------------
Biotechnology &
  Healthcare Ventures          20.0% ownership      Form 3
European Technology
  Investments                  20.0% ownership      Form 3
Patrick Foss Smith             15.7% ownership      Form 3
Bernard Gray                   15.7% ownership      Form 3
Christopher Every              15.7% ownership      Form 3


Item 10.  EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company will pay the following compensation packages to its three operational directors as set forth above:

         * A basic salary of $85,000 per year
         * Fully expensed vehicle and other operating expenses
         * Healthcare and insurance packages


COMPENSATION TABLE: None; no form of compensation was paid to any officer or director prior to the acquisition of Atrium.

CASH COMPENSATION:
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended December
31, 1999 and 1998.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: Compensation is paid to the three operational directors as set forth above.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.



Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Biotechnology &
  Healthcare Ventures        2,135,200                     14.3%
European Technology
  Investments                2,135,200                     14.3%
Patrick Foss-Smith           1,676,132                     11.2%
Bernard Gray                 1,676,132                     11.2%
Christopher Every            1,676,132                     11.2%
Christopher Knowles            160,140                      1.1%

The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 14,946,000 shares of common stock outstanding as of the date of this filing.


Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            WITH MANAGEMENT AND OTHERS.

During the year 1999 the acquisition of the Atrium Group of Companies resulted in the three Directors of the Atrium Group of Companies, Christopher Every, Patrick Foss Smith, and Bernard
Gray acquiring shares in the Regen Group of Companies to the values detailed below.

Under the terms of the acquisition transaction the three Atrium
Directors acquired shares in Regen at a value of 10 cents each for the Atrium Companies as follows:

Atrium Director          Number of Share          % Regen Shares
Issued
Patrick Foss-Smith           1,676,132                     15.7%
Bernard Gray                 1,676,132                     15.7%
Christopher Every            1,676,132                     15.7%
In addition each of these individuals became a officer of Regen Environmental Inc as detailed earlier in this filing.

Apart from this transaction to the best of Management's knowledge, during the fiscal year ended December 31, 1999 and 1999, there was no further material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal years ended December 31, 1999 and 1998, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal years ended December 31, 1999 and 1998, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.



Item 13.     EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.


EXHIBIT

   3         Certificate of incorporation and by-laws

   10.1      Acquisition Agreement

   10.2      Promissory Note

   10.3      Promissory Note

   27        Financial Data Schedule


(B) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


REGEN ENVIRONMENTAL INC.
----------------------
(Registrant)
Date: August 17, 2000

By: /s/ Patrick Foss-Smith
    ----------------------
    President